Form 10-Q
period 2016-01-31
Bella Costa Designs Inc
filed 2016-05-27
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2016
Common Stock: $0.001	4,500,000

3 | Page

BELLA COSTA DESIGNS INC.

Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2016	October 31, 2015
Current Assets
Cash and cash equivalents	$ 2,174	$ 2,468
Total Current Assets	2,174	2,468
Total Assets	$ 2,174	$ 2,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	6,216	6,216
Total Liabilities	6,216	6,216
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 4,500,000 shares issued and outstanding;	4,500	4,500
Additional paid in capital	-	-
Accumulated deficit	(8,542)	(8,248)
Total Stockholders’ Equity (Deficit)	(4,042)	(3,748)
Total Liabilities and Stockholders’ Equity	$ 2,174	$ 2,468

See accompanying notes to condensed unaudited financial statements.

BELLA COSTA DESIGNS INC.

Condensed Statements of Operations  (unaudited)

	Three months ended January 31, 2016	Three months ended January 31, 2015

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional Fees	258	3,737
General and Administrative Expenses	36	36
TOTAL OPERATING EXPENSES	294	3,773

NET LOSS FROM OPERATIONS	(294)	(3,773)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (294)	$ (3,773)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,500,000	4,500,000

See accompanying notes to condensed unaudited financial statements.

BELLA COSTA DESIGNS INC.

Condensed Statement of Cash Flows

 (unaudited)

	Three months to January 31, 2016	Three months to January 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (294)	$ (3,773)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(294)	(3,773)

NET INCREASE IN CASH	(294)	(3,773)
Cash, beginning of period	2,468	4600
Cash, end of period	$ 2,174	$ 827

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	-
Income taxes paid	$ -	-

See accompanying notes to condensed unaudited financial statements.

Bella Costa Designs Inc.

January 31, 2016

Notes to the Condensed Financial Statements

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended January 31, 2016 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended January 31, 2016.

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

The sole stockholder of the Company advanced $6,216 for the period from September 15, 2014 (inception) through January 31, 2016, none of which has been repaid.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

The Company issued 240,000 shares at $0.02 up for the total proceeds of $4,800 up to date.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

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

Three Months Period Ended January 31, 2016 and 2015

Our net loss for the three months periods ended January 31, 2016 and 2015 was $294 and $3,773.  During the three months periods ended January 31, 2016 and 2015 we have not generated any revenue.

During the three months periods ended January 31, 2016 and 2015, our operating expenses were general and administrative expenses and professional fees. The weighted average number of shares outstanding was 4,500,000 for the three months ended January 31, 2016 and 2015.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2016

As at January 31, 2016, our total assets were $2,174 compared to $2,468 in total assets as of October 31, 2015. Total assets were comprised of cash and equivalents. As at January 31, 2016 and October 31, 2015, our current liabilities were $6,216. Stockholders’ equity was $ (4,042) as of January 31, 2016 compare to stockholders' equity of $ (3,748) as of October 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended January 31, 2016, net cash flows used in operating activities was $(294).

Cash Flows from Investing Activities

4 | Page

For the three months period ended January 31, 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the three months period ended January 31, 2016, we have not generated cash flows from financing activities.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2015 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

5 | Page

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

6 | Page

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bella Costa Designs Inc.
Dated: May 27, 2016	By: /s/ Nelson Perez Nelson Perez , President and Chief Executive Officer and Chief Financial Officer

7 | Page