Form 10-Q
period 2016-04-30
Bella Costa Designs Inc
filed 2016-06-28
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 28, 2016
Common Stock: $0.001	5,543,450

3 | Page

BELLA COSTA DESIGNS INC.

Condensed Balance Sheets  (unaudited)

ASSETS	April 30, 2016	October 31, 2015
Current Assets
Cash and cash equivalents	$ 10,333	$ 2,468
Total Current Assets	10,333	2,468
Total Assets	$ 10,333	$ 2,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	6,216	6,216
Total Liabilities	6,216	6,216
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,543,450 and 4,500,000 shares issued and outstanding;	5,543	4,500
Additional paid in capital	19,826	-
Subscriptions Receivable	(7,480)	-
Accumulated deficit	(13,772)	(8,248)
Total Stockholders’ Equity (Deficit)	4,117	(3,748)
Total Liabilities and Stockholders’ Equity	$ 10,333	$ 2,468

See accompanying notes to condensed unaudited financial statements.

4 | Page

BELLA COSTA DESIGNS INC.

Condensed Statements of Operations  (unaudited)

	Three months ended April 30, 2016	Three months ended April 30, 2015	Six months ended April 30, 2016	Six months ended April 30, 2015

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional Fees	5,000	1,728	5,258	5,465
General and Administrative Expenses	230	36	266	72
TOTAL OPERATING EXPENSES	5,230	1,764	5,524	5,537

NET LOSS FROM OPERATIONS	(5,230)	(1,764)	(5,524)	(5,537)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (5,230)	$ (1,764)	$ (5,524)	$ (5,537)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,752,429	4,500,000	4,624,828	4,500,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

BELLA COSTA DESIGNS INC.

Condensed Statement of Cash Flows

 (unaudited)

	Six months to April 30, 2016	Six months to April 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (5,524)	$ (5,537)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,524)	(5,537)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	13,389	-
Director Loan	-	1,500
CASH FLOWS USED IN FINANCING ACTIVITIES	13,389	1,500

NET CHANGE IN CASH	7,865	(4,037)
Cash, beginning of period	2,468	4600
Cash, end of period	$ 10,333	$ 563

See accompanying notes to condensed unaudited financial statements.

6 | Page

Bella Costa Designs Inc.

April 30, 2016

Notes to the Condensed Financial Statements

(Unaudited)

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended April 30, 2016 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

7 | Page

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

8 | Page

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

9 | Page

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended April 30, 2016.

Cash Flows Reporting

10 | Page

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

11 | Page

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

12 | Page

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

On April 22, 2016, the Company issued 1,043,450 shares of common stock to shareholders at $0.02 per share, or $ 20,869 for cash.

As of April 30, 2016, the Company issued total of 5,543,450 shares of common stock.

Note 5 – Related Party Transactions

Advances from a Related Party

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole stockholder of the Company advanced $6,216 for the period from September 15, 2014 (inception) through April 30, 2016, none of which has been repaid.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

FORWARD LOOKING STATEMENTS

13 | Page

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

Three Months Period Ended April 30, 2016 and 2015

Our net loss for the three months periods ended April 30, 2016 and 2015 was $5,230 and $1,764.  During the three and six months periods ended April 30, 2016 and 2015 we have not generated any revenue.

During the three and six months periods ended April 30, 2016 and 2015, our operating expenses were general and administrative expenses of $230 and $36 for the three months ended April 30, 2016 and 2015, respectively.  Professional fees were $5,000 and $1,728 for the three months ended April 30, 2016 and 2015, respectively. The weighted average number of shares outstanding were 4,752,429 and 4,500,000 for the three months ended April 30, 2016 and 2015 and 4,598,427 and 4,500,000 for the six months ended April 30, 2016 and 2015.

Six Months Period Ended April 30, 2016 and 2015

Our net loss for the six months periods ended April 30, 2016 and 2015 was $5,524 and $5,537.

During the three and six months periods ended April 30, 2016 and 2015, our operating expenses were general and administrative expenses of $266 and $72 for the six months ended April 30, 2016 and 2015, respectively. Professional fees were $5,258 and $5,465 for the six months ended April 30, 2016 and 2015, respectively. The weighted average number of shares outstanding were 4,624,828 and 4,500,000 for the six months ended April 30, 2016 and 2015.

14 | Page

Liquidity and Capital Resources

Three Months Period Ended April 30, 2016

As at April 30, 2016, our total assets were $10,333 compared to $2,468 in total assets as of October 31, 2015. Total assets were comprised of cash and equivalents. As at April 30, 2016 and October 31, 2015, our current liabilities were $6,216. Stockholders’ equity was $ 4,117 as of April 30, 2016 compare to stockholders' equity of $ (3,748) as of October 31, 2015.   We had a working capital surplus of $4,117 as of April 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months periods ended April 30, 2016 and 2015, net cash flows used in operating activities were $(5,524) and $(5,537).

Cash Flows from Investing Activities

For the six months period ended April 30, 2016 and 2015, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the six months period ended April 30, 2016 and 2015, net cash flows from financing activities were $13,389 and $1,500.

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

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

16 | Page

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

Bella Costa Designs Inc.
Dated: June 28, 2016	By: /s/ Nelson Perez Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

17 | Page