Form 10-K/A
period 2015-10-31
Bella Costa Designs Inc
filed 2016-09-16
CIK 1629702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual report of Bella Costa Designs, Inc. (the “Company” on the Form 10-K for the period ended October 31, 2015 filed with the Securities and Exchange Commission. The Company is having the October 31, 2014 financials re-audited by KLJ  & Associates, LLPCertified Public Accountants (the “New Accountant”) due to our former accountant Li and Company, PC’s registration was revoked by the Public Company Accounting Oversight Board (“PCAOB”) on June 14, 2016 because they failed to comply with an Accounting Board Demand requiring them to produce certain documents and information.

Other than the aforementioned, no other changes have been made to the Form 10-K. This amendment No. 1 to the Form 10-K speaks as of the orginal filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bella Costa Designs, Inc.

We have audited the accompanying balance sheets of Bella Costa Designs, Inc. (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2015 and for the period September 15, 2014  (Inception)  through October 31, 2014 . Bella Costa Designs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Costa Designs, Inc. as of October 31, 2015 and 2014 for the year then ended October 31, 2015 and for the period September 15, 2014 (Inception) through October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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
Edina, MN
September 13, 2016

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

13

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

14

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Nelson Perez	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0
Treasurer	2013	0	0	0	0	0	0	0	0

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

16

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

BELLA COSTA DESIGNS INC.
Dated: September 16, 2016	By: /s/ Nelson Perez
Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

17