Form 10-Q
period 2016-07-31
Bella Costa Designs Inc
filed 2016-11-29
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 26, 2016
Common Stock: $0.001	5,543,450

3 | Page

BELLA COSTA DESIGNS INC.

Condensed Balance Sheets  (unaudited)

ASSETS	July 31, 2016	October 31, 2015
Current Assets
Cash and cash equivalents	$ 11,422	$ 2,468
Total Current Assets	11,422	2,468
Total Assets	$ 11,422	$ 2,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	6,216	6,216
Total Liabilities	6,216	6,216
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,543,450 and 4,500,000 shares issued and outstanding;	5,543	4,500
Additional paid in capital	19,826	-

Accumulated deficit	(20,163)	(8,248)
Total Stockholders’ Equity (Deficit)	5,206	(3,748)
Total Liabilities and Stockholders’ Equity	$ 11,422	$ 2,468

See accompanying notes to condensed unaudited financial statements.

4 | Page

BELLA COSTA DESIGNS INC.

Condensed Statements of Operations  (unaudited)

	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional Fees	6,385	431	11,643	5,896
General and Administrative Expenses	6	36	272	108
TOTAL OPERATING EXPENSES	6,391	467	11,915	6,004

NET LOSS FROM OPERATIONS	(6,391)	(467)	(11,915)	(6,004)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (6,391)	$ (467)	$ (11,915)	$ (6,004)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,752,429	4,500,000	4,624,828	4,500,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

BELLA COSTA DESIGNS INC.

Condensed Statement of Cash Flows

 (unaudited)

	Nine months ending July 31, 2016	Nine months ending July 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (11,915)	$ (6,004)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,915)	(6,004)
CASH FLOWS FROM FINANCING ACTIVITIES
Capital Stock	20,869	-
Director Loan	-	1,500
CASH FLOWS USED IN FINANCING ACTIVITIES	20,869	1,500

NET CHANGE IN CASH	8,954	(4,504)
Cash, beginning of period	2,468	4600
Cash, end of period	$ 11,422	$ 96

See accompanying notes to condensed unaudited financial statements.

6 | Page

Bella Costa Designs Inc.

July 31, 2016

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended July 31, 2016 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended July 31, 2016.

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

As of July 31, 2016, the Company issued total of 5,543,450 shares of common stock.

Note 5 – Related Party Transactions

Advances from a Related Party

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole stockholder of the Company advanced $6,216 for the period from September 15, 2014 (inception) through July 31, 2016, none of which has been repaid.

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

Three and Nine Months Period Ended July 31, 2016 and 2015

Our net loss for the three months periods ended July 31, 2016 and 2015 was $6,391 and $467.  Our net loss for the nine months periods ended July 31, 2016 and 2015 was $11,915 and $6,004.  During the three and nine months periods ended July 31, 2016 and 2015 we have not generated any revenue.

During the three months periods ended July 31, 2016 and 2015, our operating expenses were general and administrative expenses of $6 and $36; for the nine months ended July 31, 2016 and 2015, $272 and $108.  Professional fees were $6,385 and $431 for the three months ended July 31, 2016 and 2015; for the nine months ended July 31, 2016 and 2015 professional fees were $11,643 and $5,896. The weighted average number of shares outstanding were 4,752,429 and 4,500,000 for the three months ended July 31, 2016 and 2015 and 4,598,427 and 4,500,000 for the nine months ended July 31, 2016 and 2015.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2016

As at July 31, 2016, our total assets were $11,422 compared to $2,468 in total assets as of October 31, 2015. Total assets were comprised of cash and equivalents. As at July 31, 2016 and October 31, 2015, our current liabilities were

14 | Page

$6,216 respectively. Stockholders’ equity was $ 5,206 as of July 31, 2016 compare to stockholders' equity of $ (3,748) as of October 31, 2015.   We had a working capital surplus of $11,422 as of July 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months periods ended July 31, 2016 and 2015, net cash flows used in operating activities were $(11,915) and $(6,004).

Cash Flows from Investing Activities

For the nine months period ended July 31, 2016 and 2015, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the nine months period ended July 31, 2016 and 2015, net cash flows from financing activities were $20,869 and $1,500.

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

15 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

16 | Page

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

Bella Costa Designs Inc.
Dated: November 29, 2016	By: /s/ Nelson Perez Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

17 | Page