Form 10-K
period 2016-10-31
Bella Costa Designs Inc
filed 2017-04-11
CIK 1629702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.  333-201503

BELLA COSTA DESIGNS INC.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 30-0842831 (IRS Employer Identification Number)

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

As of October 31, 2016, the registrant had 5,543,450 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2016.

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

 GENERAL

We were incorporated in the State of Nevada on September 15, 2015.   Bella Costa Designs Inc. is an import company specializing in bringing wedding and evening dresses from Asia (specifically China) to be sold online to anyone in Latin America.

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

 As of October 31, 2016, no shares of our common stock have traded.

Number of Holders

As of October 31, 2016, the 5,543,000 issued and outstanding shares of common stock were held by a total of 1 shareholder of record, our director, Nelson Perez.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2015 and 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

FISCAL YEAR ENDED OCTOBER 31, 2015 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2016.

Our net loss for the fiscal year ended October 31, 2015 was $7,632 compared to a net loss of $16,061 during the fiscal year ended October 31, 2016. During fiscal years ended October 31, 2015 and 2016, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended October 31, 2015 compared to fiscal year ended October 31, 2016 increased primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 4,500,000 for the fiscal year ended October 31, 2015 and 4,752,429 for the fiscal year ended October 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2016 and 2015

As of October 31, 2016, our total assets were $7,276 comprised of cash and cash equivalents and our total liabilities were $6,216 comprised of advances from stockholder.

As of October 31, 2015, our total assets were $2,468 comprised of cash and cash equivalents and liabilities consisted of advances from stockholder of $6,216.  Stockholders’ equity increased from $(3,748) as of October 31, 2015 to $1,060 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2016, net cash flows used in operating activities were ($16,061) consisting of a net loss of ($16,061).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2016, net cash from financing activities was $20,869 consisting of issuance of common stock $20,869.

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

GOING CONCERN

The independent auditors' report accompanying our October 31, 2016 and October 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

 (A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bella Costa Designs, Inc.

We have audited the accompanying balance sheets of Bella Costa Designs, Inc. (the “Company”) as of October 31, 2016 and 2015 , and the related statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2016 and 2015. Bella Costa Designs, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Costa Designs, Inc. as of October 31, 2016 and 2015 and for the years ended October 31, 2016  2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
April 10, 2017

BELLA COSTA DESIGNS INC.

BALANCE SHEETS

ASSETS	October 31, 2016	October 31, 2015
Current Assets
Cash and cash equivalents	$ 7,276	$ 2,468

Total Current Assets	$ 7,276	$ 2,468
Total Assets	$ 7,276	$ 2,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$ 6,216	$ 6,216

Total Liabilities	6,216	6,216
Commitments and contingencies
Stockholders’ Equity
Common stock, par value $0.001; 74,500,000 shares authorized, 5,543,450 and 4,500,000 shares issued and outstanding respectively;	5,543	4,500
Additional paid in Capital	19,826	-
Accumulated deficit	(24,309)	(8,248)
Total Stockholders’ Equity	1,060	(3,748)

Total Liabilities and Stockholders’ Equity	$ 7,276	$ 2,468

See accompanying notes to financial statements.

BELLA COSTA DESIGNS INC.

STATEMENT OF OPERATIONS

	For the Year ended October 31, 2016	For the Year ended October 31, 2015

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional Fees	15,789	7,396
General and Administrative Expenses	272	236

TOTAL OPERATING EXPENSES	16,061	7,632

NET LOSS FROM OPERATIONS	(16,061)	(7,632)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (16,061)	$ (7,632)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,752,429	4,500,000

See accompanying notes to financial statements.

BELLA COSTA DESIGNS INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, October 31, 2014	4,500,000	$ 4,500	$ -	$ (616)	$ 3,884

Net loss	-	-	-	(7,632)	(7,632)

Balance, October 31, 2015	4,500,000	$ 4,500	$ -	$ (8,248)	$ (3,748)

Shares issued for cash at $ 0.02 per share on April 22, 2016	1,043,450	1,043	19,826		20,869

Net loss				(16,061)	(16,061)

Balance, October 31, 2016	5,543,450	5,543	19,826	(24,309)	1,060

See accompanying notes to financial statements.

BELLA COSTA DESIGNS INC.

STATEMENT OF CASH FLOWS

	For the Year ended October 31, 2016	For the Year ended October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (16,061)	$ (7,632)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,061)	(7,632)

CASH FLOWS FROM FINANCING ACTIVITIES jjklj
Proceeds from sale of common stock	20,869	-
CASH FLOWS USED IN FINANCING ACTIVITIES	20,869

NET INCREASE (DECREASE) IN CASH	4,808	(2,132)
Cash, beginning of period	2,468	4,600
Cash, end of period	$ 7,276	$ 2,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

Bella Costa Designs Inc.

October 31, 2016

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended October 31, 2016 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

The Company has elected to adopt early application of Accounting Standards Update No. 2015-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended October 31, 2016.

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

Recently Issued Accounting Pronouncements

In June 2015, the FASB issued ASU No. 2015-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

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

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2015-15”).

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

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2015-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2015-15”).

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2016, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of October 31, 2016, the Company issued total of 5,543,450 shares of common stock.

Note 5 – Related Party Transactions

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole director of the Company advanced $6,216 for the period from September 15, 2014 (inception) through October 31, 2016, none of which has been repaid.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2016 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2016, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of October 31, 2016, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at October 31, 2016, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by COSO.

13

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2016, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Nelson Perez Sector Central, Lote 31 Aldea Las Canoas Guatemala 347-708-0067	41	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Nelson Perez has been our president since September 15, 2015.  From 1995 to 2000 Mr. Perez studied Marketing and Commerce in the University of Guatemala. Starting from 2001 to present time he has been managing the clothing store of his parents in Guatemala and part time devoting to starting up Bella Costa Designs Inc. Since Mr. Perez has studied Marketing and Commerce and had a lot of experience with importing, managing business, and selling clothing we found him fitting for the role of a director of this company.

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

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on September 15, 2015 until October 31, 2016.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Nelson Perez	2016	0	0	0	0	0	0	0	0
President	2015	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0
Treasurer	2015	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2016, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Nelson Perez Sector Central, Lote 31 Aldea Las Canoas Guatemala 347-708-0067	4,500,000 shares of common stock (director)	81%

The percent of class is based on 5,543,450 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2016, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended October 31, 2016 and $7,000 for the period ended October 31, 2015 .

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

16

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLA COSTA DESIGNS INC.
Dated: April 10, 2017	By: /s/ Nelson Perez
Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

17