Form 10-Q
period 2017-01-31
Bella Costa Designs Inc
filed 2017-05-03
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2017
Common Stock: $0.001	5,543,450

2 | Page

3 | Page

BELLA COSTA DESIGNS INC.

Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 6,135	$ 7,276
Total Current Assets	6,135	7,276
Total Assets	$ 6,135	$ 7,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	6,216	6,216
Total Liabilities	$ 6,216	$ 6,216
Stockholders’ Equity
Common stock, par value $0.001; 75,000,000 shares authorized, 5,543,450 shares issued and outstanding;	5,543	5,543
Additional paid in capital	19,826	19,826
Deficit accumulated during the development stage	(25,450)	(24,309)
Total Stockholders’ Equity (Deficit)	(81)	1,060
Total Liabilities and Stockholders’ Equity	$ 6,135	$ 7,276

See accompanying notes to condensed unaudited financial statements.

4 | Page

BELLA COSTA DESIGNS INC.

Condensed Statements of Operations (unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016

REVENUES	$ -	$ -

OPERATING EXPENSES
Professional Fees	1,140	258
General and Administrative Expenses	-	36
TOTAL OPERATING EXPENSES	1,140	294

NET LOSS FROM OPERATIONS	(1,140)	(294)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (1,140)	$ (294)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,752,429	4,500,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

BELLA COSTA DESIGNS INC.

Condensed Statement of Cash Flows (unaudited)

	Three months to January 31, 2017	Three months to January 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,140)	$ (294)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,140)	(294)

NET INCREASE IN CASH	(1,140)	(294)
Cash, beginning of period	7,276	2,468
Cash, end of period	$ 6,135	$ 2,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

Bella Costa Designs Inc.

January 31, 2017

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended January 31, 2017 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

7 | Page

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

8 | Page

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

9 | Page

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

10 | Page

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended January 31, 2017.

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

11 | Page

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

12 | Page

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

The amendments in this Update are effective for the annual period ending after December 15, 2017, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

13 | Page

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

14 | Page

The sole stockholder of the Company advanced $6,216 for the period from September 15, 2014 (inception) through January 31, 2017, none of which has been repaid.

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

Three Months Period Ended January 31, 2017 and 2016

Our net loss for the three months periods ended January 31, 2017 and 2016 was $1,140 and $294.  During the three months periods ended January 31, 2017 and 2016 we have not generated any revenue.

During the three months periods ended January 31, 2017 and 2016, our operating expenses were general and administrative expenses and professional fees. The weighted average number of shares outstanding was 4,752,429 and 4,500,000 for the three months ended January 31, 2017 and 2016.

15 | Page

Liquidity and Capital Resources

Three Months Period Ended January 31, 2017

As at January 31, 2017, our total assets were $6,135 compared to $7,276 in total assets as of October 31, 2016. Total assets were comprised of cash and equivalents. As at January 31, 2017 and October 31, 2016, our current liabilities were $6,216. Stockholders’ equity was $ (81) as of January 31, 2017 compare to stockholders' equity of $ 1,060 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended January 31, 2017 and 2016, net cash flows used in operating activities were $(1,140) and $(294).

Cash Flows from Investing Activities

For the three months period ended January 31, 2017 and 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the three months period ended January 31, 2017 and 2016, we have not generated cash flows from financing activities.

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

Off-Balance Sheet Arrangements

16 | Page

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our October 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

17 | Page

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

Bella Costa Designs Inc.
Dated: May 2, 2017	By: /s/ Nelson Perez Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

18 | Page