Form 10-Q
period 2017-04-30
Bella Costa Designs Inc
filed 2017-06-16
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes [ ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 30, 2017
Common Stock: $0.001	5,543,450

2 | Page

3 | Page

BELLA COSTA DESIGNS INC.

Condensed Balance Sheets  (unaudited)

ASSETS	April 30, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 2,735	$ 7,276
Total Current Assets	2,735	7,276
Total Assets	$ 2,735	$ 7,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	6,216	6,216
Total Liabilities	6,216	6,216
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,543,450 shares issued and outstanding;	5,543	5,543
Additional paid in capital	19,826	19,826
Deficit accumulated during the development stage	(28,850)	(24,309)
Total Stockholders’ Equity (Deficit)	(3,481)	1,060
Total Liabilities and Stockholders’ Equity (Deficit)	$ 2,735	$ 7,276

See accompanying notes to condensed unaudited financial statements.

4 | Page

BELLA COSTA DESIGNS INC.

Condensed Statements of Operations (unaudited)

	Three months ended April 30, 2017	Three months ended April 30, 2016	Six months ended April 30, 2017	Six months ended April 30, 2016

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional Fees	3,400	5,000	4,540	5,258
General and Administrative Expenses	-	230	-	266
TOTAL OPERATING EXPENSES	3,400	5,230	4,540	5,524

NET LOSS FROM OPERATIONS	(3,400)	(5,230)	(4,540)	(5,524)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (3,400)	$ (5,230)	$ (4,540)	$ (5,524)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,543,450	4,500,000	5,543,450	4,500,000

See accompanying notes to condensed unaudited financial statements.

5 | Page

BELLA COSTA DESIGNS INC.

Condensed Statement of Cash Flows (unaudited)

	Six months to April 30, 2017	Six months to April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,540)	$ (5,524)
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,540)	(5,524)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Capital Stock issued for cash	-	13,389

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	13,389

NET INCREASE IN CASH	(4,540)	7,865
Cash, beginning of period	7,276	2,468
Cash, end of period	$ 2,735	$ 10,333

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

Bella Costa Designs Inc.

Notes to the Financial Statements

April 30, 2017

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended April 30, 2017 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

7 | Page

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

8 | Page

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

9 | Page

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

10 | Page

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended April 30, 2017.

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

11 | Page

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

12 | Page

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

13 | Page

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

The sole stockholder of the Company advanced $6,216 for the period from September 15, 2014 (inception) through April 30, 2017, none of which has been repaid.

Note 6 – Subsequent Events

On June 12, 2017, Bella Costa Designs Inc. (“Bella”) entered into a collaboration agreement (the “Agreement”) with Izabel Galicia Rodrigues (“IZ”, and together with Bella, the “Parties”). Pursuant to the Agreement, the Parties created Bella Costa Designs Caribbean LLC for the purpose of marketing and selling wedding and evening dresses from Asian and American suppliers in Latin America. Both parties are members of the LLC with Bella having 40% and IZ having 60% stake.  Additionally, IZ is required to pay Bella a one time non-refundable fee of $20,000 after which all expenses and profits are to be shared according to stake holders percentage interest: Bella 40% and IZ 60%.

In accordance with ASC 855-10 the Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

14 | Page

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

Three and Six Months Period Ended April 30, 2017 and 2016

Our net loss for the three months periods ended April 30, 2017 and 2016 was $3,400 and $5,230.  Our net loss for the six months periods ended April 30, 2017 and 2016 was $4,540 and $5,524. During the three and six months periods ended April 30, 2017 and 2016 we have not generated any revenue.

During the three and six months periods ended April 30, 2017 and 2016, our operating expenses were general and administrative expenses and professional fees. The weighted average number of shares outstanding was 4,752,429 and 4,500,000 for the three months ended April 30, 2017 and 2016.

Liquidity and Capital Resources

15 | Page

Three Months Period Ended April 30, 2017

As at April 30, 2017, our total assets were $2,735 compared to $7,276 in total assets as of October 31, 2016. Total assets were comprised of cash and equivalents. As at April 30, 2017 and October 31, 2016, our current liabilities were $6,216. Stockholders’ equity was $ (3,481) as of April 30, 2017 compare to stockholders' equity of $ 1,060 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended April 30, 2017 and 2016, net cash flows used in operating activities were $(4,540) and $(5,524).

Cash Flows from Investing Activities

For the six months period ended April 30, 2017 and 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the six months period ended April 30, 2017 we have not generated cash flows from financing activities.  For the six months period ended April 30, 2016 we have generated $13,389 cash flows from financing activities

Plan of Operation and Funding

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

16 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

17 | Page

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

Bella Costa Designs Inc.
Dated: June 15, 2017	By: /s/ Nelson Perez Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

18 | Page