Form 10-Q
period 2017-07-31
Bella Costa Designs Inc
filed 2017-09-20
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 31, 2017
Common Stock: $0.001	5,543,450

2 | Page

3 | Page

BELLA COSTA DESIGNS INC.

Condensed Balance Sheets  (unaudited)

ASSETS	July 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$ 4,635	$ 7,276
Accounts receivable	$ -	$ -
Accounts Receivable Total Current Assets	4,635	7,276
Total Assets	$ 4,635	$ 7,276

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ -	$ -
Loan from director	8,216	6,216
Total Liabilities	8,216	6,216
Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,543,450 shares issued and outstanding;	5,543	5,543
Additional paid in capital	19,826	19,826
Deficit accumulated during the development stage	(28,949)	(24,309)
Total Stockholders’ Equity (Deficit)	(3,581)	1,060
Total Liabilities and Stockholders’ Equity (Deficit)	$ 4,635	$ 7,276

See accompanying notes to condensed unaudited financial statements.

4 | Page

BELLA COSTA DESIGNS INC.

Condensed Statements of Operations (unaudited)

	Three months ended July 31, 2017	Three months ended July 31, 2016	Nine months ended July 31, 2017	Nine months ended July 31, 2016

REVENUES	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional Fees	100	6,385	4,640	11,643
General and Administrative Expenses	-	6	-	272
TOTAL OPERATING EXPENSES	100	6,391	4,640	11,915

NET LOSS FROM OPERATIONS	(100)	(6,391)	(4,640)	(11,915)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$ (100)	$ (6,391)	$ (4,640)	$ (11,915)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,543,450	4,908,998	5,543,450	4,908,998

See accompanying notes to condensed unaudited financial statements.

5 | Page

BELLA COSTA DESIGNS INC.

Condensed Statement of Cash Flows (unaudited)

	Nine months to July 31, 2017	Nine months to July 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (4,640)	$ (11,915)
Changes in assets and liabilities:
Increase (decrease) in accounts receivable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(4,640)	(11,915)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Capital Stock issued for cash	-	20,869
Director loan	2,000	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	20,869

NET INCREASE IN CASH	(2,640)	8,954
Cash, beginning of period	7,276	2,468
Cash, end of period	$ 4,636	$ 11,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed unaudited financial statements.

6 | Page

Bella Costa Designs Inc.

Notes to the Financial Statements

July 31, 2017

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended July 31, 2017 and notes thereto contained in the Company’s Registration Statement on Form S-1, of which this is a part.

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended July 31, 2017.

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

As reflected in the financial statements, the Company had an accumulated deficit at July 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the three months ended July 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10K for the year ended October 30 31, 2016, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2017 and for the related periods presented.

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

As of April 30, 2017 the Company issued 1,043,450 shares of common stock to shareholders at $0.02 per share, or $ 20,869 for cash.

Note 5 – Collaboration Agreement

On June 12, 2017, Bella Costa Designs Inc. (“Bella”) entered into a collaboration agreement (the “Agreement”) with Izabel Galicia Rodrigues (“IZ”, and together with Bella, the “Parties”). Pursuant to the Agreement, the Parties created Bella Costa Designs Caribbean LLC for the purpose of marketing and selling wedding and evening dresses from Asian and American suppliers in Latin America. Both parties are members of the LLC with Bella having 40% and IZ having 60% stake.  Additionally, IZ is required to pay Bella a one time non-refundable fee of $20,000 after which all expenses and profits are to be shared according to stake holders percentage interest: Bella 40% and IZ 60%.  As of July 2017, the $20,000 has not been paid.  The agreement hasn’t been completed as of 9/20/17.

Note 6 – Related Party Transactions

Advances from a Related Party

14 | Page

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole stockholder of the Company advanced $8,216 for the period from September 15, 2014 (inception) through July 31, 2017, none of which has been repaid.

Note 7 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. No events were identified that required disclosure.

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

Three and Nine Months Period Ended July 31, 2017 and 2016

15 | Page

Our net income/loss for the three months periods ended July 31, 2017 and 2016 was $(100) and $(6,391).  Our net income/ loss for the nine months periods ended July 31, 2017 and 2016 was $(4,640) and $(11,915). During the three and nine months periods ended July 31, 2017 we have not generated revenue and during the three and nine months ended July 31, 2016 we have not generated any revenue.

During the three and nine months periods ended July 31, 2017 and 2016, our operating expenses were general and administrative expenses and professional fees. The weighted average number of shares outstanding was 4,908,998 and 4,908,998 for the three months ended July 31, 2017 and 2016.  The weighted average number of shares outstanding was 5,543,450 and 4,908,998 for the nine months ended July 31, 2017 and 2016.

Liquidity and Capital Resources

Three Months Period Ended July 31, 2017

As at July 31, 2017, our total assets were $4,635 compared to $7,276 in total assets as of October 31, 2016. Total assets were comprised of cash and equivalents of $4,635. As at July 31, 2017 and October 31, 2016, our current liabilities were $8,216. Stockholders’ equity was $ (3,581) as of July 31, 2017 compare to stockholders' equity of $ 1,060 as of October 31, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months period ended July 31, 2017 and 2016, net cash flows used in operating activities were $(4,640) and $(11,915).

Cash Flows from Investing Activities

For the nine months period ended July 31, 2017 and 2016, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities

For the nine months period ended July 31, 2017 we have generated cash flows from financing activities of $2,000 consisting of director loan.  For the nine months period ended July 31, 2016 we have generated $20,869 cash flows from financing activities

Plan of Operation and Funding

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

16 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

17 | Page

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

18 | Page

Bella Costa Designs Inc.
Dated: September 20, 2017	By: /s/ Nelson Perez Nelson Perez, President and Chief Executive Officer and Chief Financial Officer

19 | Page