Form 10-K
period 2017-10-31
China Crawfish, Ltd.
filed 2018-02-14
CIK 1629702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

Commission File No.  333-201403

CHINA CRAWFISH, LTD.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	4700 (Primary Standard Industrial Classification Number)	EIN 30-0842831 (IRS Employer Identification Number)

1900 Avenue of the Stars,
Los Angeles, CA 90067
310.843.9300
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer ☐[ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ]

As of October 31, 2017, the registrant had 55,434,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2017.

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

 GENERAL
We were incorporated in the State of Nevada on September 15, 2015.   China Crawfish, Ltd. was previously is an import company specializing in bringing wedding and evening dresses from Asia (specifically China) to be sold online to anyone in Latin America.  We have recently initiated a new business line by entry into a Share Exchange Agreement (the "Share Exchange Agreement"), dated as of February 8, 2018, by and among the Company, Qian Jiang LiRong Biotechnology, Ltd, a corporation organized under the laws of the People's Republic of China ("Qian Biotech") and the shareholders of Qian Biotech (the "Shareholders").  Pursuant to the Share Exchange Agreement, at the closing thereof (the "Closing"), the Company agreed to exchange the outstanding shares of common stock of Qian Biotech held by the Shareholders for an aggregate of 20,836,900 shares of common stock of the Company, or approximately 27.32% of the issued and outstanding share of common stock of the Company after giving effect to such issuance..

The Share Exchange Agreement contemplates that the issuance of shares of our Common Stock to holders of Qian Biotech's equity interests in connection therewith will be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering, and Regulation D and Regulation S under that section, and that these securities, when issued, may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements, and will be subject to further contractual restrictions on transfer as described in the Merger Agreement.

The Share Exchange Agreement and the transactions contemplated thereby have been approved by the board of directors of the Company and Qian Biotech.

The Company was founded in 2002 by Li-Rong Chen in the Peoples Republic of China. The Company has two major restaurant brands primarily focusing on crawfish, Princess Qiao and Li-Rong Home. There are currently 42 Princess Qiao fast food restaurants primarily located in Shanghai. Each is approximately 60-90 square meters, targeting younger customers. Li-Rong Home provides an exclusive dining experience bringing the feeling of home to its customers through unique crawfish products. There are currently 18 Li-Rong Home Restaurants primarily located in Beijing, Tianjin, Wuhan, and other capital cities. Each is approximately 500 square meters, targeting medium to high income individuals and families. Additionally, the company owns a 4,800-acre crawfish farming facility located in Jingzhou City. This facility produces approximately 4,200,000 pounds of crawfish annually for sale and distribution to both Princess Qiao and Li-Rong Home restaurants.

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

Item 4.  Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

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

 As of October 31, 2017, no shares of our common stock have traded.

Number of Holders

As of October 31, 2017, the 55,434,500 issued and outstanding shares of common stock were held by a total of 11 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2016 and 2017.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED OCTOBER 31, 2016 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2017.

Our net loss for the fiscal year ended October 31, 2016 was $7,632 compared to a net loss of $16,061 during the fiscal year ended October 31, 2017. During fiscal years ended October 31, 2016 and 2016, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended October 31, 2016 compared to fiscal year ended October 31, 2017 increased primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 4,500,000 for the fiscal year ended October 31, 2016 and 4,752,429 for the fiscal year ended October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2017 and 2016

As of October 31, 2017, our total assets were $2,499 comprised of cash and cash equivalents and our total liabilities were $8,216 comprised of advances from stockholder.

As of October 31, 2016, our total assets were $2,468 comprised of cash and cash equivalents and liabilities consisted of advances from stockholder of $6,216.  Stockholders' equity increased from $(3,748) as of October 31, 2016 to $1,060 as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2017, net cash flows used in operating activities were ($16,061) consisting of a net loss of ($16,061).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2017, net cash from financing activities was $20,869 consisting of issuance of common stock $20,869.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2017 and October 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
CHINA CRAWFISH, LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CHINA CRAWFISH, LTD
BALANCE SHEETS

ASSETS	October 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$2,499	$7,276

Total Current Assets	$2,499	$7,276
Total Assets	$2,499	$7,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Loan from director	-	$6,216

Total Liabilities	-	$6,216

Commitments and contingencies

Stockholders' Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 55,434,500 shares issued and outstanding;	5,543	5,543
Additional paid in Capital	28,042	19,826
Accumulated deficit	(31,086)	(24,309)
Total Stockholders' Equity	(5,717)	1,060

Total Liabilities and Stockholders' Equity	$2,499	$7,276

See accompanying notes to financial statements.

CHINA CRAWFISH, LTD.
STATEMENT OF OPERATIONS

	For the Year ended	For the Year ended
	October 31, 2017	October 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Professional Fees	6,777	15,789
General and Administrative Expenses	-	272

TOTAL OPERATING EXPENSES	6,777	16,061

NET LOSS FROM OPERATIONS	(6,777)	(16,061)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(6,777)	$(16,061)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,752,429	4,752,429

See accompanying notes to financial statements

CHINA CRAWFISH, LTD.
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance, October 31, 2014	4,500,000	$4,500	$-	$(616)	$3,884

	-	-	-	(7,632)	(7,632)
Net loss

Balance, October 31, 2016	4,500,000	$4,500	$-	$(8,248)	$(3,748)

Shares issued for cash at $ 0.02 per	1,043,450	1,043	19,826		20,869
share on April 22, 2016

Net loss				(16,061)	(16,061)

Balance, October 31, 2016	5,543,450	5,543	19,826	(24,309)	1,060
10 for 1 forward split	49,891,050

Net loss				(6,777)	(6,777)
Balance, October 31, 2017	55,434,500	5,543	19,826	(31,086)	(5,717)

See accompanying notes to financial statements.

CHINA CRAWFISH, LTD.
STATEMENT OF CASH FLOWS

	For the Year ended October 31, 2017	For the Year ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,777)	$(16,061)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	-6,777	-16,061

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,869
Director Loan	2,000	-
CASH FLOWS USED IN FINANCING ACTIVITIES	2,000	20,869

NET INCREASE (DECREASE) IN CASH	4,777	4,808
Cash, beginning of period	7,276	2,468
Cash, end of period	$2,499	$7,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

Note 1 - Organization and Operations

China Crawfish, Ltd.

Former: Bella Costa Designs Inc Now: China Crawfish, Ltd. (the "Company") was incorporated on September 15, 2014 under the laws of the State of Nevada.  The Company intends to import wedding and evening dresses from Asia to Guatemala to be sold online to anyone in Latin America.

Note 2 - Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company's significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements of the Company for the reporting period ended October 31, 2017 and notes thereto contained in the Company's Registration Statement on Form S-1, of which this is a part.

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

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

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

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company's critical accounting estimates and assumptions affecting the financial statements were as follows:

(i)
Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)
Valuation allowance for deferred tax assets: Management assumes that the realization of the Company's net deferred tax assets resulting from its net operating loss ("NOL") carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

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

The carrying amounts of the Company's financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

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

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company ("Affiliate" means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act); (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended October 31, 2017.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity's governing documents and contractual arrangements allow additional equity investments.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

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

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity's financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In August 2015, the FASB issued the FASB Accounting Standards Update No. 2015-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2015-15").

In connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management's evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity's ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity's ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management's plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.    Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)
b.    Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
c.    Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.    Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern
b.    Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations
c.    Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2015-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2015-15").

The Company's financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2017, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company's cash position may not be sufficient to support the Company's daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

Note 4 – Stockholder's Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of Common Stock, par value $0.001 per share.

Common Stock

Upon formation the Company sold 4,500,000 shares of common stock to the officer and director of the Company at $0.001 per share, or $4,500 for cash.

On April 22, 2016, the Company issued 1,043,450 shares of common stock to shareholders at $0.02 per share, or $ 20,869 for cash.

On September 27, 2017, Nelson Perez, our previous sole officer and director and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 4,500,000 shares of Common Stock of the Company, representing approximately 81% of the issued and outstanding shares of Common Stock of the Company as of such date, to eleven (11) non-U.S. accredited investors, including Mrs. Lirong Chen who acquired 1,610,965 shares, or approximately 29%, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 1,513,035 shares, or approximately 27%.  The Purchase Agreements were fully executed and delivered on September 27, 2017.  The new shareholders other than Lirong Chen and WP Acquisition Company, LLC each acquired less than 4.5% of the outstanding shares.  Consequently, although Lirong Chen and WP Acquisition Company, LLC are not part of an affiliated group, they are collectively now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.
In connection with the sale by Nelson Perez, our previous sole officer and director and majority shareholder, of an aggregate of 4,500,000 shares of Common Stock of the Company, on September 27, 2017, Mr. Perez waived repayment of advances to the Company in the aggregate amount of $8,216, principal and accrued interest, made during the period from September 15, 2014 (inception) through October 31, 2016.  The debt was reclassified as a capital contribution to additional contributed capital.

In addition, on September 27, 2017, Nelson Perez submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately.  In addition, Nelson Perez submitted his resignation as a member of the Board, which resignation is effective immediately.   On September 27, 2017, Lirong Chen was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary, each effective immediately.

On October 30, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Amended Articles") with the Secretary of State of the State of Nevada effecting (i) a change the name of the Company from Bella Costa Designs Inc. to China Crawfish, Ltd., (ii) a 10-for-1 forward split of the Corporation's outstanding common stock, $0.0001 par value, and (iii) an increase of the number of authorized shares of common stock from 75,000,000 to 200,000,000 (collectively, the "Corporate Actions").  The Corporate Action and the Amended Articles became effective on October 30, 2017, following compliance with notification requirements of the Financial Industry Regulatory Authority.  The new CUSIP number for the Company's common stock is 16892C 100.

As of October 31, 2017, the Company issued total of 55,434,500 shares of common stock.

On or about February 2, 2018, China Crawfish, Ltd. (the "Company") entered into a subscription agreement with a China-based company, Beijing Yingze Jarchuang Technology Ltd., for the issuance of an aggregate of 25,000,000 shares of restricted common stock for an aggregate purchase price of U.S.$150,000.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

Note 5 – Related Party Transactions

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The sole director of the Company advanced $6,216 for the period from September 15, 2014 (inception) through October 31, 2017, none of which has been repaid.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On September 27, 2017, Nelson Perez, our previous sole officer and director and majority shareholder, entered into stock purchase agreements (the "Purchase Agreements") for the sale of an aggregate of 4,500,000 shares of Common Stock of the Company, representing approximately 81% of the issued and outstanding shares of Common Stock of the Company as of such date, to eleven (11) non-U.S. accredited investors, including Mrs. Lirong Chen who acquired 1,610,965 shares, or approximately 29%, and two U.S. accredited investors, including WP Acquisition Company, LLC who acquired 1,513,035 shares, or approximately 27%.  The Purchase Agreements were fully executed and delivered on September 27, 2017.  The new shareholders other than Lirong Chen and WP Acquisition Company, LLC each acquired less than 4.5% of the outstanding shares.  Consequently, although Lirong Chen and WP Acquisition Company, LLC are not part of an affiliated group, they are collectively now able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

In addition, on September 27, 2017, Nelson Perez submitted his resignation from all executive officer positions with the Company, including Chief Executive Officer and President, effective immediately.  In addition, Nelson Perez submitted his resignation as a member of the Board, which resignation is effective immediately.   On September 27, 2017, Lirong Chen was appointed as Chief Executive Officer, Chief Financial Officer, sole Director, and Richard Rappaport was appointed Secretary, each effective immediately.

On October 30, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Amended Articles") with the Secretary of State of the State of Nevada effecting (i) a change the name of the Company from Bella Costa Designs Inc. to China Crawfish, Ltd., (ii) a 10-for-1 forward split of the Corporation's outstanding common stock, $0.0001 par value, and (iii) an increase of the number of authorized shares of common stock from 75,000,000 to 200,000,000 (collectively, the "Corporate Actions").  The Corporate Action and the Amended Articles became effective on October 30, 2017, following compliance with notification requirements of the Financial Industry Regulatory Authority.

A copy of the Articles of Amendment is attached hereto as Exhibit 3.1 and incorporated by reference herein.  The new CUSIP number for the Company's common stock is 16892C 100.

On or about February 2, 2018, China Crawfish, Ltd. (the "Company") entered into a subscription agreement with a China-based company, Beijing Yingze Jarchuang Technology Ltd., for the issuance of an aggregate of 25,000,000 shares of restricted common stock for an aggregate purchase price of U.S. $150,000. The disclosures set forth in Item 1.01 above are incorporated by reference into this Item 3.02.

China Crawfish, Ltd.
October 31, 2017
Notes to the Financial Statements

These securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering, pursuant to Regulation S, promulgated thereunder. The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since the Conventions Shareholders agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a "public offering." Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

Share Exchange Agreement

Effective February 8, 2018, China Crawfish Ltd. (the "Company") entered into a Share Exchange Agreement (the "Share Exchange Agreement"), dated as of February 8, 2018, by and among the Company, Qian Jiang LiRong Biotechnology, Ltd, a corporation organized under the laws of the People's Republic of China ("Qian Biotech") and the shareholders of Qian Biotech (the "Shareholders").  Pursuant to the Share Exchange Agreement, at the closing thereof (the "Closing"), the Company agreed to exchange the outstanding shares of common stock of Qian Biotech held by the Shareholders for an aggregate of 20,836,900 shares of common stock of the Company, or approximately 27.32% of the issued and outstanding share of common stock of the Company after giving effect to such issuance..

The Share Exchange Agreement contemplates that the issuance of shares of our Common Stock to holders of Qian Biotech's equity interests in connection therewith will be exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof, which exempts transactions by an issuer not involving any public offering, and Regulation D and Regulation S under that section, and that these securities, when issued, may not be offered or sold in the United States absent such registration or an applicable exemption from such registration requirements, and will be subject to further contractual restrictions on transfer as described in the Merger Agreement.

The Share Exchange Agreement and the transactions contemplated thereby have been approved by the board of directors of the Company and Qian Biotech.

The Company was founded in 2002 by Li-Rong Chen in the Peoples Republic of China. The Company has two major restaurant brands primarily focusing on crawfish, Princess Qiao and Li-Rong Home. There are currently 42 Princess Qiao fast food restaurants primarily located in Shanghai. Each is approximately 60-90 square meters, targeting younger customers. Li-Rong Home provides an exclusive dining experience bringing the feeling of home to its customers through unique crawfish products. There are currently 18 Li-Rong Home Restaurants primarily located in Beijing, Tianjin, Wuhan, and other capital cities. Each is approximately 500 square meters, targeting medium to high income individuals and families. Additionally, the company owns a 4,800-acre crawfish farming facility located in Jingzhou City. This facility produces approximately 4,200,000 pounds of crawfish annually for sale and distribution to both Princess Qiao and Li-Rong Home restaurants.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of October 31, 2017 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2017, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.
We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management's view that such a committee, including a financial expert member, is an utmost important entity level control over the Company's financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management's activities.

2.
We did not maintain appropriate cash controls – As of October 31, 2017, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at October 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2017, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lirong Chen 1900 Avenue of the Stars, Los Angeles, CA 90067	41	President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Richard Rappaport 1900 Avenue of the Stars, Los Angeles, CA 90067		Secretary

Biographical Information and Background of officer and director

Lirong Chen has been our president since September 27, 2017.  Mrs. Chen is an influential entrepreneur in the catering and food supply industry in Hubei, China since 1992.  She is the chairman of the board of several entities, including Lirong Group., Beijing Longmai No. 1 Lirong Chain Restaurant Management Co., Ltd., Qianjiang Lirong Trade Co., Ltd., and Hubei Lirong Restaurant Management Co., Ltd.  Mrs. Chen is a member of Hubei Women Entrepreneurs Association, the director of the Investment Association of China, the president of Qianjiang Women Entrepreneurs Association, and the president of Qianjiang Crayfish Catering Association.

Mrs. Chen received a bachelor degree in computer science from Yangtze University at 1990.

Richard Rappaport has been our Secretary since September 27, 2017.  Mr. Rappaport founded WestPark Capital in 1999 in Los Angeles, California. Prior to founding WestPark, Mr. Rappaport had over 22 years of extensive experience in the small cap investment banking and securities markets. Throughout his career he has completed the financings of hundreds of companies, both in the United States and around the world. Before founding WestPark Capital he was the Managing Director of Investment Banking at internationally based Global Capital Securities, and was Managing Director of Investment Banking at Joseph Charles & Associates from 1995 to 1999. At both firms he was in charge of the Investment Banking departments and responsible for all aspects of the firms' corporate finance activities.

From 1987 to 1995, Mr. Rappaport was Managing Director at a Beverly Hills based boutique Investment Bank. He was responsible for all aspects of the firm's public offerings, including new business development. During this period he completed over 25 public offerings and numerous private transactions.

Mr. Rappaport received his B.S. in Business Administration from the University of California at Berkeley, and his M.B.A. from the University of California at Los Angeles. At UCLA, Mr. Rappaport was a recipient of the Wittenberg-Livingston Fellowship and a member of the Beta Gamma Sigma Business Honorary Society.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our Secretary, Richard Rappaport, and our CEO, CFO and sole director, Lirong Chen. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the "Named Executive Officers") from inception on September 15, 2015 until October 31, 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)

Lirong Chen	2017	0	0	0	0	0	0	0	0
CEO, CFO	2016	0	0	0	0	0	0	0	0

Richard Rappaport	2017	0	0	0	0	0	0	0	0
Secretary	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2017, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2017 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (1)

Common Stock	Lirong Chen	16,109,650 shares of common stock	29.06%

	Richard Rappaport	15,130,350 shares of common stock (2)	27.29%

(1)	The percent of class is based on 55,434,500 shares of common stock issued and outstanding as of the date of this annual report.
(2)	Shares held through WP Acqusition Co. LLC, and affiliated entity.

Item 13. Certain Relationships and Related Transactions

During the year ended October 31, 2017, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2017, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended October 31, 2017 and $7,000 for the period ended October 31, 2016.

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

CHINA CRAWFISH, LTD.

Dated: February 14, 2018	By: /s/ Lirong Chen
Lirong Chen, President and Chief Executive Officer and Chief Financial Officer