Form 10-K/A
period 2017-10-31
China Crawfish, Ltd.
filed 2018-02-22
CIK 1629702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

China Crawfish, Ltd. is filing this Amendment No. 1 on Form 10-K/A ("Form 10-K/A") to its Annual Report on Form 10-K for the year ended October 31, 2017 as filed with the Securities and Exchange Commission on February 14, 2018 (the "Original Filing") (i) to file the auditor's opinion on the financial statements which was omitted from the Original Filing, and (ii) to make certain corrections to the financial statements.  As a result of the foregoing, the financial disclosures in the Original Filing should not be relied upon because of the aforementioned errors, in lieu of this Form 10-K/A.

In addition, in accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

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

GENERAL
We were incorporated in the State of Nevada on September 15, 2014. China Crawfish, Ltd. was previously an import company specializing in bringing wedding and evening dresses from Asia (specifically China) to be sold online to anyone in Latin America. We have recently initiated a new business line by entry into a Share Exchange Agreement (the "Share Exchange Agreement"), dated as of February 8, 2018, by and among the Company, Qian Jiang LiRong Biotechnology, Ltd, a corporation organized under the laws of the People's Republic of China ("Qian Biotech") and the shareholders of Qian Biotech (the "Shareholders"). There has been a share exchange agreement signed and it is not consummated, and no common shares have been issued.  There has been a purchase of shares from the prior shareholders and new issuance of Reg S shares in China. Pursuant to the Share Exchange Agreement, at the closing thereof (the "Closing"), the Company agreed to exchange the outstanding shares of common stock of Qian Biotech held by the Shareholders for an aggregate of 20,836,900 shares of common stock of the Company, or approximately 27.32% of the issued and outstanding share of common stock of the Company after giving effect to such issuance.

All references to shares included herein are expressed after giving effect to a 10 for 1 stock split on October 31, 2017.

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

Number of Holders

As of October 31, 2017, the 55,434,500 issued and outstanding shares of common stock were held by a total of 39 shareholder of record.

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

FISCAL YEAR ENDED OCTOBER 31, 2016 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2017.

Our net loss for the fiscal year ended October 31, 2016 was $16,061 compared to a net loss of $6,777 during the fiscal year ended October 31, 2017. During fiscal years ended October 31, 2016 and 2017, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended October 31, 2017 compared to fiscal year ended October 31, 2016 increased primarily due to the increased scale and scope of business operations. Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 47,524,290 for the fiscal year ended October 31, 2016 and 55,434,500 for the fiscal year ended October 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2017 and 2016

As of October 31, 2017, our total assets were $2,499 comprised of cash and cash equivalents and our total liabilities were $0.

As of October 31, 2016, our total assets were $7,276 comprised of cash and cash equivalents and liabilities consisted of advances from stockholder of $6,216.

As of October 31, 2017, our total assets were $2,499 comprised of cash and cash equivalents and no liabilities.  Stockholders' equity increased from $1,060 as of October 31, 2016 to ($5,717) as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2016, net cash flows used in operating activities were ($16,061) consisting of a net loss of ($16,061). For the fiscal year ended October 31, 2017, net cash flows used in operating activities were ($6,777) consisting of a net loss of ($6,777).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended October 31, 2016, net cash from financing activities was $20,869 consisting of issuance of common stock $20,869.  For the fiscal year ended October 31, 2017, net cash from financing activities was $2,000 consisting of a Director Loam that was forgiven on September, 27, 2017.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
CHINA CRAWFISH, LTD.

MICHAEL GILLESPIE & ASSOCIATES, PLLC
CERTIFIED PUBLIC ACCOUNTANTS
10544 ALTON AVE NE
SEATTLE, WA  98125
206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors China Crawfish Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of China Crawfish Ltd. (formerly known as Bella Costa Design Inc.) as of October 31, 2017 and the related statements of operations, changes in stockholder's deficit and cash flows for the period ended October 31, 2017, and the related notes (collectively referred to as "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2017 and the results of its operations and its cash flows for the period the    ended, in conformity with accounting principles generally accepted in the United States of America. The financial statements of China Crawfish Ltd. as of October 31, 2016, were   audited by other auditors whose report dated April 10, 2017, expressed an unqualified opinion on those statements.

We also have audited the adjustments to the 2016 financial statements to retrospectively apply the 10:1 forward stock split as described in Note 4. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond   to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC
We have served as the Company's auditor since 2017.

Seattle, Washington February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Bella Costa Designs, Inc.

We have audited the accompanying balance sheet of Bella Costa Designs, Inc. (the "Company") as of October 31, 2016, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2016. Bella Costa Designs, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bella Costa Designs, Inc. as of October 31, 2016 and for the year ended October 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has limited working capital. These matters raise substantial doubt about the Company's  ability to continue as  a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
Edina, MN
April 10, 2017

CHINA CRAWFISH, LTD. (FORMERLY BELLA COSTA DESIGNS INC.)
BALANCE SHEETS

ASSETS	October 31, 2017	October 31, 2016
Current Assets
Cash and cash equivalents	$2,499	$7,276

Total Current Assets	$2,499	$7,276
Total Assets	$2,499	$7,276

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Loan from director	-	$6,216

Total Liabilities	-	$6,216

Commitments and contingencies

Stockholders' Equity
Common stock, par value $0.0001; 200,000,000 shares authorized, 55,434,500 shares issued and outstanding;	5,543	5,543
Additional paid in Capital	28,042	19,826
Accumulated deficit	(31,086)	(24,309)
Total Stockholders' Equity	(5,717)	1,060

Total Liabilities and Stockholders' Equity	$2,499	$7,276

See accompanying notes to financial statements.

CHINA CRAWFISH, LTD. (FORMERLY BELLA COSTA DESIGNS INC.)
STATEMENT OF OPERATIONS

	For the Year ended	For the Year ended
	October 31, 2017	October 31, 2016

REVENUES	$-	$-

OPERATING EXPENSES
Professional Fees	6,777	15,789
General and Administrative Expenses	-	272

TOTAL OPERATING EXPENSES	6,777	16,061

NET LOSS FROM OPERATIONS	(6,777)	(16,061)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(6,777)	$(16,061)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	55,434,500	47,524,290

See accompanying notes to financial statements

CHINA CRAWFISH, LTD. (FORMERLY BELLA COSTA DESIGNS INC.)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid	Accumulated	Total Stockholders'
	Shares*	Amount	in Capital	Deficit	Equity

Balance, October 31, 2014	45,000,000	$4,500	$-	$(616)	$3,884

	-	-	-	(7,632)	(7,632)
Net loss

Balance, October 31, 2016	45,000,000	$4,500	$-	$(8,248)	$(3,748)

Shares issued for cash at $ 0.02 per	10,434,500	1,043	19,826		20,869
share on April 22, 2016

Net loss				(16,061)	(16,061)

Balance, October 31, 2016	55,434,500	5,543	19,826	(24,309)	1,060
Loan Forgiveness September 27, 2017			8,216

Net loss				(6,777)	(6,777)
Balance, October 31, 2017	55,434,500	5,543	28,042	(31,086)	(5,717)

*Share amounts referenced are expressed after giving effect to a 10 for 1 stock split on October 31, 2017.

See accompanying notes to financial statements.

CHINA CRAWFISH, LTD. (FORMERLY BELLA COSTA DESIGNS INC.)
STATEMENT OF CASH FLOWS

	For the Year ended October 31, 2017	For the Year ended October 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,777)	$(16,061)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,777)	(16,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	20,869
Director Loan*	2,000	-
CASH FLOWS USED IN FINANCING ACTIVITIES	2,000	20,869

NET INCREASE (DECREASE) IN CASH	(4,777)	4,808
Cash, beginning of period	7,276	2,468
Cash, end of period	$2,499	$7,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

*Non-cash transaction, a loan from a director was forgiven on September 27, 2017 in an amount equal to $8,216.

See accompanying notes to financial statements.

China Crawfish, Ltd.
October 31, 2016
October 31, 2017
Notes to the Financial Statements

Note 1 - Organization and Operations

China Crawfish, Ltd.

Former: Bella Costa Designs Inc Now: China Crawfish, Ltd. (the "Company") was incorporated on September 15, 2014 under the laws of the State of Nevada.  . The Company is located at 1900 Avenue of the Stars, Suite 310, Los Angles, CA 90067. The Company is a holding company searching for business opportunities.

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

Basis of Presentation

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP"). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company's product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

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
October 31, 2016
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

China Crawfish, Ltd.
October 31, 2016
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
October 31, 2016
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
October 31, 2016
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
October 31, 2016
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
October 31, 2016
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
October 31, 2016
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

China Crawfish, Ltd.
October 31, 2016
October 31, 2017
Notes to the Financial Statements

Note 4 – Stockholder's Equity

Shares Authorized

The total number of shares of all classes of stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares of Common Stock, par value $0.0001 per share.

Common Stock

Upon formation the Company sold 45,000,000 shares of common stock to the officer and director of the Company at $0.0001 per share, or $4,500 for cash.

On April 22, 2016, the Company issued 10,434,500 shares of common stock to shareholders at $0.002 per share, or $ 20,869 for cash.

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

In connection with the sale by Nelson Perez, our previous sole officer and director and majority shareholder, as of  October 31, 2017 there were 55,434,000 shares were outstanding, Mr. Perez waived repayment of advances to the Company in the aggregate amount of $8,216, principal and, made during the period from September 15, 2014 (inception) through October 31, 2017.  The debt was reclassified as a capital contribution to additional contributed capital.

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

On October 30, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation (the "Amended Articles") with the Secretary of State of the State of Nevada effecting (i) a change the name of the Company from Bella Costa Designs Inc. to China Crawfish, Ltd., (ii) a 10-for-1 forward split of the Corporation's outstanding common stock, increasing shares outstanding from 5,543,450 to 55,434,500, $0.0001 par value, and (iii) an increase of the number of authorized shares of common stock from 75,000,000 to 200,000,000 (collectively, the "Corporate Actions").  The Corporate Action and the Amended Articles became effective on October 30, 2017, following compliance with notification requirements of the Financial Industry Regulatory Authority.  The new CUSIP number for the Company's common stock is 16892C 100.

As of October 31, 2017, there were 55,434,500 shares were outstanding.

China Crawfish, Ltd.
October 31, 2016
October 31, 2017
Notes to the Financial Statements

Note 5 – Related Party Transactions

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The sole director of the Company advanced $8,216 for the period from September 15, 2014 (inception) through October 31, 2017, the loan was forgiven in October of 2017.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The following items were noted needing to be disclosed.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lirong Chen 1900 Avenue of the Stars, Los Angeles, CA 90067	55	President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Richard Rappaport 1900 Avenue of the Stars, Los Angeles, CA 90067	58	Secretary

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2017 and as of the date of the filing of this annual report by:

●	each of our executive officers;
●	each director;
●	each person known to us to own more than 5% of our outstanding common stock; and
●	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage (1)

Common Stock	Lirong Chen	16,109,650 shares of common stock	29.06%

Common Stock	Richard Rappaport	15,130,350 shares of common stock (2)	27.29%

(1)	The percent of class is based on 55,434,500 shares of common stock issued and outstanding as of the date of this annual report.
(2)	Shares held through WP Acquisition Co. LLC, and affiliated entity.

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2017, we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended October 31, 2017 and $7,250 for the period ended October 31, 2016.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101	Interactive Data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRAWFISH, LTD.

Dated: February 21, 2018	By: /s/ Lirong Chen
Lirong Chen, President and Chief Executive Officer and Chief Financial Officer