Form 10-Q
period 2018-01-31
China Crawfish, Ltd.
filed 2018-03-26
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to _______

Commission File No. 333-201403

CHINA CRAWFISH, LTD.
 (Exact name of registrant as specified in its charter)

Nevada	4700	EIN 30-0842831
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

1900 Avenue of the Stars,
Los Angeles, CA 90067
                                          310.843.9300

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No [ ☒

As of January 31, 2018, the registrant had 55,434,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of January 31, 2018.

CHINA CRAWFISH, LTD.
Condensed Balance Sheets  (unaudited)

ASSETS	January 31, 2018	October 31, 2017
Current Assets
Cash and cash equivalents	$1,886	$2,499

Total Current Assets	1,886	2,499
Total Assets	$1,886	$2,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,797	$-
Loan from director	6,500	-
Total Liabilities	$8,297	$-

Stockholders' Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 55,434,500 shares issued and outstanding;	5,543	5,543
Additional paid in capital	28,042	28,042
Deficit accumulated during the development stage	(39,996)	(31,086)
Total Stockholders' Equity (Deficit)	(6,411)	(2,499)
Total Liabilities and Stockholders' Equity	$1,886	$2,499

See accompnying notes to condensed unaudited financial statements.

CHINA CRAWFISH, LTD.
Condensed Statements of Operations (unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017

REVENUES	$-	$-

OPERATING EXPENSES
Professional Fees	6,297	1,140
General and Administrative Expenses	114	-
TOTAL OPERATING EXPENSES	6,411	1,140

NET LOSS FROM OPERATIONS	(6,411)	(1,140)

OTHER LOSS – Abandoned bank account	(2,499)	-

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(8,910)	$(1,140)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	55,434,500	55,434,500

See accompanying notes to condensed unaudited financial statements.

CHINA CRAWFISH, LTD.
Condensed Statement of Cash Flows (unaudited)

	Three months to January 31, 2018	Three months to January 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,411)	$(1,140)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in assets	(2,499)	-
Increase (decrease) in accounts payable	1,797
CASH FLOWS USED IN OPERATING ACTIVITIES	$(7,113)	$(1,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Director Loan	6,500	-
CASH FLOWS USED IN FINANCING ACTIVITIES	6,500	-

NET INCREASE (DECREASE) IN CASH	(613)	(1,140)
Cash, beginning of period	2,499	7,276
Cash, end of period	$1,886	$6,136

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

China Crawfish, Ltd.
January 31, 2018
Notes to the Financial Statements

Note 1 - Organization and Operations

China Crawfish, Ltd.

Former: Bella Costa Designs Inc Now: China Crawfish, Ltd. (the "Company") was incorporated on September 15, 2014 under the laws of the State of Nevada.  The Company is located at 1900 Avenue of the Stars, Suite 310, Los Angeles, CA 90067.  The Company is a holding company searching for business opportunities.

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant. The results for the three months ended January 31, 2018 are not necessarily indicative of the results of operations of the full year.  These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended October 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at January 31, 2018 and for the related periods presented.

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

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management's plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.	Principal conditions or events that raised substantial doubt about the entity's ability to continue as a going concern (before consideration of management's plans)

b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations.
c.	Management's plans that alleviated substantial doubt about the entity's ability to continue as a going concern..

If conditions or events raise substantial doubt about an entity's ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management's plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.
b.	Management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations.
c.	Management's plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity's ability to continue as a going concern.

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

In connection with the sale by Nelson Perez, our previous sole officer and director and majority shareholder, as of October 31, 2017 there were 55,434,000 shares outstanding, Mr. Perez waived repayment of advances to the Company in the aggregate amount of $8,216, principal and, made during the period from September 15, 2014 (inception) through October 31, 2017.  The debt was reclassified as a capital contribution to additional contributed capital.

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

As of January 31, 2018, the Company had a total of 55,434,500 shares of common stock outstanding.

Note 5 – Related Party Transactions

On January 10, 2018 WP Acquisitions loaned the company $6,500.

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

On February 9, 2018, $50,000 was received for 8,333,334 shares of restricted common stock per the share exchange agreement. 16,666,666 shares of restricted common stock for $100,000 is recorded as subscriptions receivable as of February 28, 2018.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL
We were incorporated in the State of Nevada on September 15, 2015.   China Crawfish, Ltd. was previously an import company specializing in bringing wedding and evening dresses from Asia (specifically China) to be sold online to anyone in Latin America.  We have recently planned to initiate a new business line by entry into a Share Exchange Agreement (the "Share Exchange Agreement"), dated as of February 8, 2018, by and among the Company, Qian Jiang LiRong Biotechnology, Ltd, a corporation organized under the laws of the People's Republic of China ("Qian Biotech") and the shareholders of Qian Biotech (the "Shareholders").  Pursuant to the Share Exchange Agreement, at the closing thereof (the "Closing"), the Company agreed to exchange the outstanding shares of common stock of Qian Biotech held by the Shareholders for an aggregate of 20,836,900 shares of common stock of the Company, or approximately 27.32% of the issued and outstanding share of common stock of the Company after giving effect to such issuance.

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

Three Months Period Ended January 31, 2018 and 2017

Our net loss for the three months periods ended January 31, 2018 and 2017 was $8,910 and $1,140.  During the three months periods ended January 31, 2018 and 2017 we have not generated any revenue.

During the three months periods ended January 31, 2018 and 2017, our operating expenses were general and administrative expenses and professional fees. The weighted average number of shares outstanding was 55,434,500 and 47,524,290 for the three months ended January 31, 2018 and 2017.

Liquidity and Capital Resources

Three Months Period Ended January 31, 2018

As at January 31, 2018, our total assets were $1,886 compared to $2,499 in total assets as of October 31, 2017. Total assets were comprised of cash and equivalents. As at January 31, 2018 our current liabilities were $8,297 compared to zero as of October 31, 2017. Stockholders' equity was $ (6,411) as of January 31, 2018 compared to stockholders' equity of $ (2,499) as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months period ended January 31, 2018 and 2017, net cash flows used in operating activities were $(7,113) and $(1,140).

There was a decrease in assets of $2,499 due to the change of ownership control.  The company abandoned the bank account that was controlled by the prior CEO.

Cash Flows from Investing Activities

For the three months period ended January 31, 2018 and 2017, we have not generated cash flows from investing activities.

Cash Flows from Financing Activities
For the three months period ended January 31, 2018 and 2017, we have generated cash flows from financing activities of $6,500 and zero.

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

Going Concern

The independent auditors' report accompanying our January 31, 2018 and January 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of January 31, 2018 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

2.
We did not maintain appropriate cash controls – As of January 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.
We did not implement appropriate information technology controls – As at January 31, 2017, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.INS	XBRL Instance Document

101SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CRAWFISH, LTD.

Dated: March 26, 2018	By: /s/ Lirong Chen
Lirong Chen, President and Chief Executive Officer and Chief Financial Officer