Form 10-Q
period 2018-04-30
China Crawfish, Ltd.
filed 2018-06-21
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

1900 Avenue of the Stars
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No  ☒

As of April 30, 2018, the registrant had 80,434,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 30, 2018.

CHINA CRAWFISH, LTD.
Condensed Balance Sheets (unaudited)

ASSETS	April 30, 2018	October 31, 2017

Current Assets

Cash and cash equivalents	$121,313	$2,499

Accounts Receivable from Related Party	20,000	-

Total Current Assets	141,313	2,499

Total Assets	$141,313	$2,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$1,998	$-
Loan from director	6,500
Total Liabilities	$8,498	$-
Stockholders' Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 80,434,500 and 55,434,500 shares issued and outstanding;	8,043	5,543
Additional paid in capital	175,542	28,042
Deficit accumulated during the development stage	(50,770)	(31,086)
Total Stockholders' Equity (Deficit)	132,815	2,499
Total Liabilities and Stockholders' Equity	$141,313	$2,499

See accompanying notes to condensed unaudited financial statements.

CHINA CRAWFISH, LTD.
Condensed Statements of Operations (unaudited)

	Three months ended April 30, 2018	Three months ended April 30, 2017	Six months ended April 30, 2018	Six months ended April 30, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	10,512	3,400	16,809	4,540
General and Administrative Expenses	262	-	376	-
TOTAL OPERATING EXPENSES	10,774	3,400	17,185	4,540

NET LOSS FROM OPERATIONS	(10,774)	(3,400)	(17,185)	(4,540)

OTHER LOSS – Abandoned bank account	-	-	(2,499)	-

NET LOSS	$(10,774)	$(3,400)	$(19,684)	$(4,540)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	79,249,843	55,434,500	80,434,500	55,434,500

See accompanying notes to condensed unaudited financial statements.

CHINA CRAWFISH, LTD.
Condensed Statement of Cash Flows (unaudited)

	Six months to April 30, 2018	Six months to April 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,684)	$(4,540)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in assets	-	-
Increase (decrease) in accounts payable	1,998	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$(17,686)	$(4,540)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	150,000	-
Loans to Related Parties	(20,000)	-
Director Loan	6,500
CASH FLOWS USED IN FINANCING ACTIVITIES	136,500	-

NET INCREASE (DECREASE) IN CASH	118,814	(4,541)
Cash, beginning of period	2,499	7,276
Cash, end of period	$121,313	$2,735

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

The results for the three months ended April 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended October 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2018 and for the related periods presented.

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").  The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.  The results for the six months ended April 30, 2018 are not necessarily indicative of the results of operations of the full year.  These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended October 31, 2017, filed with the Securities and Exchange Commission.
The accompanying condensed financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at April 30, 2018 and for the related periods presented.

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

China Crawfish, Ltd.
April 30, 2018
Notes to the Financial Statements (unaudited)

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

On February 2, 2018, 25,000,000 shares of common stock were sold to Bejing Yingze Jarchuang Technology for $150,000 or a per share price of $0.06 per share. On February 9, 2018, partial payment of $50,000 was received. On April 23, 2018, the remaining $100,000 was received.

As of April 30, 2018, the Company had a total of 80,434,500 shares of common stock outstanding.

Note 5 – Related Party Transactions

On January 10, 2018 WP Acquisitions loaned the company $6,500.

On March 6, 2018 the Company loaned KOKG $10,000. The loan does not pay interest and will be repaid no later than June 30, 2018.

On March 6, 2018 the Company loaned JSMM $10,000. The loan does not pay interest and will be repaid no later than June 30, 2018.

Note 6 – Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On June 8, 2018 the Note Receivable from KOKG for $10,000 was paid back.  The $10,000 Note Receivable from JSMM for $10,000 is expected to be paid back before 6/30/18.

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

Six Months Period Ended April 30, 2018 and 2017

Our net loss for the six months periods ended April 30, 2018 and 2017 was $19,684 and $4,540.  During the six months periods ended April 30, 2018 and 2017 we have not generated any revenue.

During the six months periods ended April 30, 2018 and 2017, our operating expenses were general and administrative expenses and professional fees totaling $17,185 and $4,540. The weighted average number of shares outstanding was 79,249,843 and 55,434,500 for the six months ended April 30, 2018 and 2017.

Liquidity and Capital Resources

Six Months Period Ended April 30, 2018

As of April 30, 2018, our total assets were $141,313 compared to $2,499 in total assets as of October 31, 2017. Total assets were comprised of cash and equivalents. As of April 30, 2018 our current liabilities were $8,498 compared to zero as of October 31, 2017. Stockholders' equity was $132,815 as of April 30, 2018 compared to stockholders' equity of $2,499 as of October 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months period ended April 30, 2018 and 2017, net cash flows used in operating activities were $(17,686) and $(4,540).

Cash Flows from Investing Activities

For the six months period ended April 30, 2018 and 2017, we have not generated cash flows from investing activities.
Cash Flows from Financing Activities
For the six months period ended April 30, 2018 and 2017, we have generated cash flows from financing activities of $156,500 and zero.
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

Going Concern

The independent auditors' report accompanying our October 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of April 30, 2018 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

2.
As of April 30, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company's bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts..

3.
We did not implement appropriate information technology controls – As of April 30, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company's data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

CHINA CRAWFISH, LTD.

Dated: June 21, 2018	By: /s/ Lirong Chen
Lirong Chen, President and Chief Executive Officer and Chief Financial Officer