Form 10-Q
period 2018-07-31
China Crawfish, Ltd.
filed 2018-09-21
CIK 1629702

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
Form 10-Q

Mark One
[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of July 31, 2018, the registrant had 80,434,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of July 31, 2018.

CHINA CRAWFISH, LTD.
Condensed Balance Sheets (unaudited)

ASSETS	July 31, 2018	Oct 31, 2017

Current Assets

Cash and cash equivalents	$132,862	$2,499

Accounts Receivable from Related Party	-	-

Total Current Assets	132,862	2,499

Total Assets	$132,862	$2,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Current Liabilities
Accounts Payable	$509	$-
Loan from director	6,500
Total Liabilities	$7,009	$-

Stockholders' Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 80,434,500 and 55,434,500 shares issued and outstanding;	8,043	5,543
Additional paid in capital	175,542	28,042
Deficit accumulated during the development stage	(57,732)	(31,086)
Total Stockholders' Equity (Deficit)	125,853	2,499
Total Liabilities and Stockholders' Equity	$132,862	$2,499

See accompanying notes to condensed unaudited financial statements.

CHINA CRAWFISH, LTD.
Condensed Statements of Operations (unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
Professional Fees	6,907	100	23,716	4,640
General and Administrative Expenses	55	-	431	-
TOTAL OPERATING EXPENSES	6,962	100	24,147	4,640

NET LOSS FROM OPERATIONS	(6,962)	(100)	(24,147)	(4,640)

OTHER LOSS – Abandoned bank account	-	-	(2,499)	-

NET LOSS	$(6,962)	$(100)	$(26,646)	$(4,640)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	80,434,500	55,434,500	71,826,441	55,434,500

See accompanying notes to condensed unaudited financial statements.

CHINA CRAWFISH, LTD.
Condensed Statement of Cash Flows (unaudited)

	Nine months to July 31, 2018	Nine months to July 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(26,646)	$(4,640)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in assets	-	-
Increase (decrease) in accounts payable	509	-
CASH FLOWS USED IN OPERATING ACTIVITIES	$(26,137)	$(4,640)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	150,000	-
Loans from Related Parties Paid	(20,000)	-
Loans from Related Parties Received	20,000	-
Director Loan	6,500	2,000
CASH FLOWS USED IN FINANCING ACTIVITIES	156,500	2,000

NET INCREASE (DECREASE) IN CASH	130,363	(2,640)
Cash, beginning of period	2,499	7,276
Cash, end of period	$132,862	$4,636

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed unaudited financial statements.

China Crawfish, Ltd.
July 31, 2018
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

The results for the three months ended July 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10K for the year ended October 31, 2017, filed with the Securities and Exchange Commission.

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at July 31, 2018 and for the related periods presented.

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
July 31, 2018
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
July 31, 2018
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
July 31, 2018
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
July 31, 2018
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
July 31, 2018
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
July 31, 2018
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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company has evaluated subsequent events through September 20, 2018 when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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
July 31, 2018
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
July 31, 2018
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
July 31, 2018
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
July 31, 2018
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

Nine Months Period Ended July 31, 2018 and 2017

Our net loss for the nine months periods ended July 31, 2018 and 2017 was $26,646 and $4,640.  During the nine months periods ended July 31, 2018 and 2017 we have not generated any revenue.

During the nine months periods ended July 31, 2018 and 2017, our operating expenses were general and administrative expenses and professional fees. The weighted average number of shares outstanding was 80,434,500 and 55,434,500 for the six months ended July 31, 2018 and 2017.

Liquidity and Capital Resources

Nine Months Period Ended July 31, 2018

As at July 31, 2018, our total assets were $132,862 compared to $2,499 in total assets as of October 31, 2017. Total assets were comprised of cash and equivalents. As at July 31, 2018 our current liabilities were $7,009 compared to zero as of October 31, 2017. Stockholders' equity was $125,853  as of July 31, 2018 compared to stockholders' equity of $2,499 as of October 31, 2017.

Cash Flows from Operating Activities
We have not generated positive cash flows from operating activities. For the nine months period ended July 31, 2018 and 2017, net cash flows used in operating activities were $(26,646) and $(4,640).

Cash Flows from Investing Activities

For the nine months period ended July 31, 2018 and 2017, we have not generated cash flows from investing activities.
Cash Flows from Financing Activities
For the nine months period ended July 31, 2018 and 2017, we have generated cash flows from financing activities of $156,500 and $2,000.

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

Going Concern

The independent auditors' report accompanying our July 31, 2018 and July 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of July 31, 2018 using the criteria established in " Internal Control - Integrated Framework " issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

CHINA CRAWFISH, LTD.

Dated: September 20, 2018	By: /s/ Lirong Chen
Lirong Chen, President and Chief Executive Officer and Chief Financial Officer