Form 10-K
period 2018-10-31
China Crawfish, Ltd.
filed 2019-03-28
CIK 1629702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2018

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

As of October 31, 2018, the registrant had 80,434,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2018.

1

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

The Share Exchange Agreement and the transactions contemplated thereby have been approved by the board of directors of the Company and Qian Biotech. The share agreement has not been consummated.

The Company’s anticipated new business line is centered around two major restaurant brands primarily focusing on crawfish, Princess Qiao and Li-Rong Home. There are currently 42 Princess Qiao fast food restaurants primarily located in Shanghai. Each is approximately 60-90 square meters, targeting younger customers. Li-Rong Home provides an exclusive dining experience bringing the feeling of home to its customers through unique crawfish products. There are currently 18 Li-Rong Home Restaurants primarily located in Beijing, Tianjin, Wuhan, and other capital cities. Each is approximately 500 square meters, targeting medium to high income individuals and families. Additionally, the company owns a 4,800-acre crawfish farming facility located in Jingzhou City. This facility produces approximately 4,200,000 pounds of crawfish annually for sale and distribution to both Princess Qiao and Li-Rong Home restaurants.

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

As of October 31, 2018, the Company had a total of 80,434,500 shares of common stock outstanding.

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

Item 3. Legal Proceeding

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

 As of October 31, 2018, no shares of our common stock have traded.

Number of Holders

As of October 31, 2018, the 80,434,500 issued and outstanding shares of common stock were held by a total of 17 shareholder of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended October 31, 2017 and 2018. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

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

FISCAL YEAR ENDED OCTOBER 31, 2017 COMPARED TO FISCAL YEAR ENDED OCTOBER 31, 2018.

Our net loss for the fiscal year ended October 31, 2017 was $6,777 compared to a net loss of $45,196 during the fiscal year ended October 31, 2018. During fiscal years ended October 31, 2017 and 2018, the Company has not generated any revenue.

Expenses incurred during the fiscal year ended October 31, 2017 compared to fiscal year ended October 31, 2018 increased primarily due to the increased scale and scope of business operations.  Professional fees generally include legal fees, auditor and accounting expenses.

The weighted average number of shares outstanding was 55,434,500 for the fiscal year ended October 31, 2017 and 74,064,637 for the fiscal year ended October 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED OCTOBER 31, 2018 and 2017

As of October 31, 2018, our total assets were $121,446 comprised of cash and cash equivalents and our total liabilities were $14,143 comprised of advances from stockholder and accounts payable.

As of October 31, 2017, our total assets were $2,499 comprised of cash and cash equivalents and liabilities were zero. Stockholders’ equity increased from $2,499 as of October 31, 2017 to $107,303 as of October 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2018, net cash flows used in operating activities were ($37,553) consisting of a net loss of ($45,196) and an increase in accounts payable of $7,643.

Cash Flows from Financing Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended October 31, 2018, net cash flows used in operating activities were ($37,553) consisting of a net loss of ($45,196) and an increase in accounts payable of $7,643.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2018 and October 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

CHINA CRAWFISH, LTD.

(A DEVELOPMENT STAGE COMPANY)

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA 98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

China Crawfish Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of China Crawfish Ltd. as of October 31, 2018 and 2107 and the related statements of operations, changes in stockholder’s deficit and cash flows for the periods then ended, and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017 and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, although the Company has limited operations it has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

We have served as the Company’s auditor since 2017.

Seattle, Washington

February 13, 2019

CHINA CRAWFISH, LTD.
BALANCE SHEETS

ASSETS	31-Oct-18	31-Oct-17
Current Assets
Cash and cash equivalents	$121,446	$2,499

Total Current Assets	$121,446	$2,499
Total Assets	$121,446	$2,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Loan from director	$6,500	$-
Accounts Payable	7,643	-
Total Liabilities	$14,143	-

Commitments and contingencies

Stockholders’ Equity
Common stock, par value $0.001; 200,000,000 shares authorized, 80,434,500, and 55,434,500 shares issued and outstanding;	8,043	5,543
Additional paid in Capital	175,542	28,042
Accumulated deficit	-76,282	-31,086
Total Stockholders’ Equity	107,303	2,499

Total Liabilities and Stockholders’ Equity	$121,446	$2,499

See accompanying notes to financial statements.

CHINA CRAWFISH, LTD.

STATEMENT OF OPERATIONS

	For the Year ended	For the Year ended
	31-Oct-18	31-Oct-17

REVENUES	$-	$-

OPERATING EXPENSES

Professional Fees	30,693	-
Travel Expense	11,532	6,777
General and Administrative Expenses	472	-

TOTAL OPERATING EXPENSES	42,697	6,777

NET LOSS FROM OPERATIONS	(42,697)	(6,777)

OTHER LOSS – Abandoned bank account	(2,499)	-

NET LOSS	$(45,196)	($(6,777)

NET LOSS PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	74,064,637	55,434,500

See accompanying notes to financial statements

CHINA CRAWFISH, LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, October 31, 2016	45,000,000	$4,500	$0	$(8,248)	$(3,748)

Shares issued for cash at $ 0.02 per	10,434,500	1,043	19,826		20,869
share on April 22, 2016

Net loss				(16,061)	(16,061)

Balance, October 31, 2016	55,434,500	5,543	19,826	(24,309)	1,060

Loan Forgiveness September 27, 2017			8,216		8,216

Net loss				(6,777)	(6,777)

Balance, October 31, 2017	55,434,500	5,543	28,042	(31,086)	2,499

Shares issued for cash at $0.006 per share on February 2, 2018	25,000,000	2,500	147,500		150,000

Net loss				(45,196)	(45,196)

Balance, October 31, 2018	80,434,500	$8,043	$175,542	$(76,282)	$107,303

 *Share amounts referenced are expressed after giving effect to a 10 for 1 stock split on October 31, 2017.

See accompanying notes to financial statements.

12

.

CHINA CRAWFISH, LTD.

STATEMENT OF CASH FLOWS

	For the Year ended October 31, 2018	For the Year ended October 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(45,196)	$(6,777)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	7,643	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(37,553)	(6,777)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from Related Parties Paid Loans from Related Parties Received Proceeds from sale of common stock	(20,000) 20,000 150,000	- - -
Director Loan	6,500	2,000
CASH FLOWS USED IN FINANCING ACTIVITIES	156,500	2,000

NET INCREASE (DECREASE) IN CASH	118,947	4,777
Cash, beginning of period	2,499	7,276
Cash, end of period	$121,446	$2,499

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0
Income taxes paid	$0	$0

See accompanying notes to financial statements.

China Crawfish, Ltd.

October 31, 2018

Notes to the Financial Statements

Note 1 - Organization and Operations

China Crawfish, Ltd.

Former: Bella Costa Designs Inc Now: China Crawfish, Ltd. (the “Company”) was incorporated on September 15, 2014 under the laws of the State of Nevada. The Company intends to implement its new business line centered around two major restaurant brands primarily focusing on crawfish. The address is 1900 Ave of the Stars, Los Angeles, CA 90067.

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”)

Development Stage Company

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

October 31, 2018

Notes to the Financial Statements

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

October 31, 2018

Notes to the Financial Statements

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

October 31, 2018

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

October 31, 2018

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

There were no contingent shares issuance arrangements, stock options or warrants which were issuable and could have potential dilutive effect to the earnings per share for the period ended October 31, 2018.

China Crawfish, Ltd.

October 31, 2018

Notes to the Financial Statements

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

October 31, 2018

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

China Crawfish, Ltd.

October 31, 2018

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

As reflected in the financial statements, the Company had an accumulated deficit at October 31, 2018, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

China Crawfish, Ltd.

October 31, 2018

Notes to the Financial Statements

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

On April 22, 2016, the Company issued 10,434,500 shares of common stock to shareholders at $0.002 per share, or $20,869 for cash.

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

China Crawfish, Ltd.

October 31, 2018

Notes to the Financial Statements

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

As of October 31, 2018, the Company had a total of 80,434,500 shares of common stock outstanding.

Note 5 – Related Party Transactions

From time to time, a related party advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

On January 10, 2018 WP Acquisitions loaned the company $6,500.

On March 9, 2018 the Company loaned KOKG $10,000. The loan was repaid on June 8, 2018.

On March 9, 2018 the Company loaned JSMM $10,000. The loan was repaid on July 2, 2018.

Note 6 – Subsequent Events

On December 11, 2018 the company paid Wei, Wei & Co, Ltd $30,000 for audit fees for a target merger partner, Wuyishan Xingchen Ecological Tourism Development Co, Ltd and $60,000 for audit fees for a target merger partner, Zhengzhou Feizhiyue Auto Sales Co, Ltd. The audits will start in January 2019 and run through May of 2019. If the mergers do not happen with the above companies, the above companies agree to repay the funds on the earlier of one year from December 11, 2018 or such a date that the companies effect an initial public offering of its common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2018 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of October 31, 2018, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

  We did not maintain appropriate cash controls – As of October 31, 2018, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

  We did not implement appropriate information technology controls – As at October 31, 2018, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2018 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Lirong Chen 1900 Avenue of the Stars, Los Angeles, CA 90067	42	President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Richard Rappaport 1900 Avenue of the Stars, Los Angeles, CA 90067	59	Secretary

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

Richard Rappaport has been our Secretary since September 27, 2017. Mr. Rappaport founded WestPark Capital in 1999 in Los Angeles, California. Prior to founding WestPark, Mr. Rappaport had over 32 years of extensive experience in the small cap investment banking and securities markets. Throughout his career he has completed the financings of hundreds of companies, both in the United States and around the world. Before founding WestPark Capital he was the Managing Director of Investment Banking at internationally based Global Capital Securities, and was Managing Director of Investment Banking at Joseph Charles & Associates from 1995 to 1999. At both firms he was in charge of the Investment Banking departments and responsible for all aspects of the firms' corporate finance activities.

From 1987 to 1995, Mr. Rappaport was Managing Director at a Beverly Hills based boutique Investment Bank. He was responsible for all aspects of the firm's public offerings, including new business development. During this period he completed over 100 public offerings and numerous private transactions.

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

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Lirong Chen. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on September 15, 2015 until October 31, 2018.

 z

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lirong Chen	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
CEO, CFO	2016	0	0	0	0	0	0	0	0
Richard Rappaport	2018 2017	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Secretary	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of October 31, 2018, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of October 31, 2018 and as of the date of the filing of this annual report by:

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

Item 14. Principal Accountant Fees and Services

During fiscal year ended October 31, 2018, we incurred approximately $4,850 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the year ended October 31, 2018 and $7,250 for the period ended October 31, 2017.

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

CHINA CRAWFISH, LTD.
Dated: March 27, 2019	By: /s/ Lirong Chen
Lirong Chen, President and Chief Executive Officer and Chief Financial Officer

